Form 10-Q
period 2022-06-30
Liberty Resources Acquisition Corp.
filed 2022-08-09
CIK 1880151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Registrant’s telephone number, including area code: 011-44 203 833 4000

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and three-quarters of one Redeemable Warrant	LIBYU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	LIBY	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	LIBYW	The Nasdaq Stock Market LLC

As of June 30, 2022, there were 12,030,275 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

LIBERTY RESOURCES ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Balance Sheet as of June 30, 2022 (Unaudited) and as of December 31, 2021	1
	Statements of Operations for the three months ended June 30, 2022 and for the period from April 22, 2021 (Inception) through June 30, 2021 (Unaudited)	2
	Statements of Changes in Stockholders’ Equity for the period from April 22, 2021 (Inception) through June 30, 2021 (Unaudited) Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2022	3
	Statement of Cash Flows for the Period from April 22, 2021 (Inception) Through June 30, 2021 (Unaudited) and for the three months ended June 30, 2022	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II - OTHER INFORMATION:		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements:
Balance Sheets as of June 30, 2022 (unaudited)	1
Statement of Operations for the Three Months Ended June 30, 2022 (unaudited) and for the period from April 22, 2021 (inception) through June 30, 2021 (unaudited)	2
Statement of Changes in Stockholders’ Deficit for the Three Months Ended June 30, 2022 (unaudited) and for the period from April 22, 2021 (inception) through June 30, 2021 (unaudited)	3
Statement of Cash Flows for the Three Months Ended June 30, 2022 (unaudited) and for the period from April 22, 2021 (inception) through June 30, 2021 (unaudited)	4
Notes to the Financial Statements	5

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTY RESOURCES ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$386,126	$521,655
Total Current Assets	386,126	521,655

Cash and Marketable Securities held in trust account	116,902,084	116,732,749

Total Assets	$117,288,210	$117,254,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$7,000	$25,000
Account payables	57,000	—
Tax payable	221,469	141,469
Total Current Liabilities	285,469	166,469

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	4,310,469	4,191,469

Commitments and Contingencies

Redeemable Class A common stock, 11,500,000 shares at redemption value of $10.15 per share	116,725,000	116,725,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 530,275 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated equity	(3,747,600)	(3,662,406)
Total Stockholders’ Equity	(3,747,259)	(3,662,065)
Total Liabilities and Stockholders’ Equity	$117,288,210	$117,254,404

The accompanying notes are an integral part of these unaudited financial statement.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021, THE SIX MONTHS ENDED JUNE 30, 2022, AND THE THREE MONTHS ENDED JUNE 30, 2022

(Unaudited)

			For the Period from
			April 22, 2021
	Three Months Ended	Six Months Ended	(Inception) Through
	June 30,	June 30,	June 30,
	2022	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$(22,974)	$(174,529)	$(1,042)
Franchise tax	(80,000)	(80,000)	—
Loss from Operations	(102,974)	(254,529)	(1,042)

Other Income
Interest earned on marketable securities held in trust account	157,629	169,334	—
Net Income (Loss)	$54,655	$(85,195)	$(1,042)

Weighted average shares outstanding of Class A common stock	12,030,275	12,030,275	—
Basic and diluted net income (loss) per common stock	$0.01	$(0.00)	$—
Weighted average shares outstanding of Class B common stock	2,875,000	2,875,000	2,500,000
Basic and diluted net income (loss) per common stock	$(0.01)	$(0.02)	$(0.0)

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2021 THROUGH JUNE 30, 2022

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance —December 31, 2021	530,275	$53	2,875,000	$288	$—	$(3,662,406)	$(3,662,065)
Net Loss	—	—	—	—	—	(139,849)	(139,849)
Balance — March 31, 2022 (unaudited)	530,275	$53	2,875,000	$288	$—	(3,802,255)	$(3,801,914)
Net Income	—	—	—	—	—	54,655	54,655
Balance – June 30, 2022 (unaudited)	530,275	$53	2,875,000	$288	$—	(3,747,600)	$(3,747,259)

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — April 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net Loss	—	—	—	—	—	(1,042)	(1,042)
Balance — June 30, 2021 (unaudited)	—	$—	2,875,000	$288	$24,712	(1,042)	$23,958

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH MARCH 31, 2022

(Unaudited)

		For the
		Period from
		April 22,
	Six Months	2021 (Inception)
	Ended	Through
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(85,195)	$(1,042)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(169,334)	—
Changes in operating assets and liabilities:
Tax payable	80,000	—
Accrued expense	(18,000)	—
Accounts payable and accrued offering costs	57,000	1,042
Net cash used in operating activities	(135,529)	—

Cash flows from investing activities:
Investment of cash in Trust Account	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	—	—
Proceeds from sale of Units, net of underwriting discount paid	—	—
Proceeds from sale of private placement units	—	—
Payment of offering costs	—	—
Net cash provided by financing activities	—	—

Net change in cash	(135,529)	—
Cash at the beginning of the period	521,655	—
Cash at the end of the period	$386,126	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and full exercise of underwriter's over-allotment option, $1,031,940 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2022, we have available to us $386,126 of cash on our balance sheet and a working capital of $100,657.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $386,126 in cash and no cash equivalents as of June 30, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from April 22, 2021 (inception) through June 30, 2022.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On June 30, 2022, there are 11,500,000 of Class A Common Stock subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered being $116,902,084 as of June 30, 2022;
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

Note 5 — Related Party Transactions

Class B Common Stock

During the period ended June 30, 2022, the Sponsor purchased 2,875,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for $25,000. The number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company's issued and outstanding shares of ordinary shares after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter. The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

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

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

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

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period April 22, 2021 (inception) through June 30, 2022, $70,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies (Continued)

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

Note 7 — Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022, there were 12,030,275 Class A common stock issued and outstanding.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Liberty Resources Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with the Target or an alternative business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	in the event the Business Combination (as defined below) is consummated, our ability to implement business plans, forecasts, and other expectations regarding the Target after the completion of the proposed transactions and optimize the Target’s business;
●	in the event the Business Combination is not consummated, the ability of our officers and directors to generate a number of potential alternative acquisition opportunities;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	our continued liquidity and our ability to continue as a going concern;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

The Company is a blank check company formed under the laws of the State of Delaware on April 22, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares issued to the owners of the target, debt issued to the bank or other lenders or the owners of the target, or a combination of the foregoing.

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

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 22, 2021 (inception) through June 30, 2021, we had a net loss of $574,473 which consists of formation and operating costs of $751,557.

For the three months ended June 30, 2022, we had a net income of $54,655 which consists of unrealized gain from marketable securities held in the Trust Account of $157,629 and operating costs of $102,974.

Liquidity and Capital Resources

On November 8, 2021, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriter of the over-allotment option to purchase 1,500,000 Units at $10.00 per Unit, generation gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 447,775 Private Placement Units at $10.00 per Private Placement Unit to our Sponsor, generation gross proceeds of $4,777,750.

For the three months ended June 30, 2022, Cash used in operating activities was $33,974.

Transaction costs of the Initial Public Offering amounted to $6,771,112, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $450,537 of other costs.

As of June 30, 2022, we had available to us $386,126 of cash on our balance sheet and a working capital surplus of $100,657. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender.

Moreover, we will need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we have entered into the Securities Purchase Agreements for the additional financing in connection with such Business Combination. Subject to compliance with applicable securities laws, we expect to complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to June 30, 2022, we have incurred $70,000 in fees under this agreement.

The Underwriter was paid a cash underwriting fee of 2.0% of gross proceeds of the Public Offering, or $2,300,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $4,025,000 consisting of (i) 3.5% of the gross proceeds of the Public Offering. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Financial Instruments

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs: Significant inputs into the valuation model are unobservable.

The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Net Income (Loss) Per Share of Common Stock

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

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 11,500,000 shares of common stock in the aggregate.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, there were 447,775 shares of Class A Common Stock outstanding, excluding 11,500,000 shares of Class A Common Stock are subject to possible redemption.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for temporary and permanent equity and the restatement of the Prior Financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated November 3, 2021 filed with the SEC, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company’s Form 8-K filed with the SEC on April 25, 2022, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of Proceeds from the Public Offering

The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254029). The SEC declared the registration statement effective on November 3, 2021. There have been no material changes in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 3, 2021 filed with the SEC and other periodic reports previously filed with the SEC.

(c)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*   Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY RESOURCES ACQUISITION CORP.

Date: August 9, 2022	/s/ Dato’ Maznah Binti Abdul Jalil
	Name:	Dato’ Maznah Binti Abdul Jalil
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	/s/ Dato’ Khalid Ahmad
	Name:	Dato’ Khalid Ahmad
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)