Form 10-Q
period 2022-09-30
Liberty Resources Acquisition Corp.
filed 2022-11-17
CIK 1880151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Registrant’s telephone number, including area code: 1-305- 809-7217

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 17, 2022, there were 12,030,275 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

LIBERTY RESOURCES ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from April 22, 2021 (Inception) through September 30, 2021 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from April 22, 2021 (Inception) through September 30, 2021 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and for the Period from April 22, 2021 (Inception) through September 30, 2021	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22
PART II - OTHER INFORMATION:		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTY RESOURCES ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$216,630	$521,655
Total Current Assets	216,630	521,655

Cash and Marketable Securities held in trust account	117,428,967	116,732,749

Total Assets	$117,645,598	$117,254,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,000	$25,000
Account payables	83,937	—
Tax payable	261,469	141,469
Working capital loan	178,198	—
Total Current Liabilities	525,604	166,469

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	4,550,604	4,191,469

Commitments and Contingencies

Redeemable Class A common stock, 11,500,000 shares at redemption value of $10.15 per share	116,725,000	116,725,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 530,275 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated equity	(3,630,347)	(3,662,406)
Total Stockholders’ Equity	(3,630,006)	(3,662,065)
Total Liabilities and Stockholders’ Equity	$117,645,598	$117,254,404

The accompanying notes are an integral part of these unaudited financial statement.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021, THE NINE MONTHS ENDED SEPTEMBER 30, 2022, AND THE THREE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

				For the Period from
				April 22, 2021
	Three Months Ended	Three Months Ended	Nine Months Ended	(Inception) Through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$(369,630)	$—	$(544,159)	$(1,042)
Franchise tax	(40,000)	—	(120,000)	—
Loss from Operations	(409,630)	—	(664,159)	(1,042)

Other Income
Interest earned on marketable securities held in trust account	526,883	—	696,218	—
Net Income (Loss)	$117,253	$—	$32,059	$(1,042)

Weighted average shares outstanding of Class A common stock	12,030,275	—	12,030,275	—
Basic and diluted net income (loss) per common stock	$0.02	$—	$0.01	$—
Weighted average shares outstanding of Class B common stock	2,875,000	2,500,000	2,875,000	2,500,000
Basic and diluted net income (loss) per common stock	$(0.03)	$(0.0)	$(0.04)	$(0.0)

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2021 THROUGH SEPTEMBER 30, 2022

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance —December 31, 2021	530,275	$53	2,875,000	$288	$—	$(3,662,406)	$(3,662,065)
Net Loss	—	—	—	—	—	(139,849)	(139,849)
Balance — March 31, 2022 (unaudited)	530,275	$53	2,875,000	$288	$—	(3,802,255)	$(3,801,914)
Net Income	—	—	—	—	—	54,655	54,655
Balance – June 30, 2022 (unaudited)	530,275	$53	2,875,000	$288	$—	(3,747,600)	$(3,747,259)
Net Income	—	—	—	—	—	117,253	117,253
Balance – September 30, 2022 (unaudited)	530,275	$53	2,875,000	$288	$—	(3,630,347)	$(3,630,006)

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — April 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net Loss	—	—	—	—	—	(1,042)	(1,042)
Balance — June 30, 2021 (unaudited)	—	$—	2,875,000	$288	$24,712	(1,042)	$23,958
Net Income	—	—	—	—	—	—	—
Balance — September 30, 2021 (unaudited)	—	$—	2,875,000	$288	$24,712	(1,042)	$23,958

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2022

(Unaudited)

		For the
		Period from
		April 22,
	Nine Months	2021 (Inception)
	Ended	Through
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$32,059	$(1,042)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(696,218)	—
Changes in operating assets and liabilities:
Tax payable	120,000	—
Accrued expense	(23,000)	—
Accounts payable and accrued offering costs	83,937	1,042
Net cash used in operating activities	(483,222)	—

Cash flows from investing activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note	—	472
Working capital loan	178,198	—
Investment of cash in Trust Account	—	—
Net cash used in investing activities	178,198	25,472

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	—	—
Proceeds from sale of Units, net of underwriting discount paid	—	—
Proceeds from sale of private placement units	—	—
Payment of offering costs	—	—
Net cash provided by financing activities	—	—

Net change in cash	(305,024)	25,472
Cash at the beginning of the period	521,655	—
Cash at the end of the period	$216,630	$25,472

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 477,775 units (the “Private Placement Units”) to Liberty Fields LLC, the sponsor of the Company (the “Sponsor”),at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,777,750 (the “Private Placement”) (see Note 4).

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $1,031,940 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022, we have available to us $216,630 of cash on our balance sheet and a working deficit of $308,973.

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

On November 8, 2022, the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 8, 2022 to February 8, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents.

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

Acquisition Letter

On August 5, 2022, the Company, Caspi Oil Gas LLP (“Caspi”) and Caspi’s owner, Markmore Energy (Labuan) Limited (“Markmore”), entered into a binding amendment that, among other things, made a previously executed nonbinding acquisition letter (as amended, the “Acquisition Letter”) for a transaction (the “Transaction”) that will result in Caspi becoming a publicly traded company into a binding agreement. Under the Acquisition Letter, Caspi will not engage in discussions relating to, or enter into any agreement for, any merger, financing, or similar transaction until after 5:00 p.m., New York Time on September 15, 2022 (the “exclusivity period”), and the parties will use their reasonable best efforts to execute a business combination agreement for the Transaction on or before the termination of the exclusivity period. The exclusivity period may be extended by mutual agreement of the parties. On October 21, 2022, the Company, Caspi, and Markmore, entered into a Third Amendment to Acquisition Letter (the “Third Amendment”), dated as of October 21, 2022, which further amends that Acquisition Letter, dated May 16, 2022, between the Company and Markmore, as amended by the First Amendment to Acquisition Letter, dated August 5, 2022, between Liberty, Caspi and Markmore, and Second Amendment to Acquisition Letter, dated September 21, 2022, between Liberty, Caspi and Markmore (as so amended, the “Acquisition Letter”). The Third Amendment extends the “Due Diligence Period” and the “Exclusivity Period” for a transaction under the Acquisition Letter (the “Transaction”) to November 15, 2022. A description of the Acquisition Letter is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $216,630 in cash and no cash equivalents as of September 30, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from April 22, 2021 (inception) through September 30, 2022.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On September 30, 2022, there are 11,500,000 of Class A Common Stock subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered being $117,428,967 as of September 30, 2022;
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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 530,275 units (the “Private Placement Units”) to Liberty Fields LLC (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $5,302,750.

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

Note 5 — Related Party Transactions

Class B Common Stock

During the period ended September 30, 2022, the Sponsor purchased 2,875,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for $25,000. The number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter. The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

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

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, there is a $178,198 outstanding under Working Capital Loan.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period April 22, 2021 (inception) through September 30, 2022, $100,000 of expense was recorded and included in formation and operating costs in the statement of operations.

Extension Deposit

On November 8, 2022, the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 8, 2022 to February 8, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents.

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

Note 7 — Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022, there were 12,030,275 Class A common stock issued and outstanding.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

As further described in Note 5, on November 8, 2022, the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 8, 2022 to February 8, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents.

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

On August 5, 2022, the Company, Caspi Oil Gas LLP (“Caspi”) and Caspi’s owner, Markmore Energy (Labuan) Limited (“Markmore”), entered into a binding amendment that, among other things, made a previously executed nonbinding acquisition letter (as amended, the “Acquisition Letter”) for a transaction (the “Transaction”) that will result in Caspi becoming a publicly traded company into a binding agreement. Under the Acquisition Letter, Caspi will not engage in discussions relating to, or enter into any agreement for, any merger, financing, or similar transaction until after 5:00 p.m., New York Time on September 15, 2022 (the “exclusivity period”), and the parties will use their reasonable best efforts to execute a business combination agreement for the Transaction on or before the termination of the exclusivity period. The exclusivity period may be extended by mutual agreement of the parties. On October 21, 2022, the Company, Caspi, and Markmore, entered into a Third Amendment to Acquisition Letter (the “Third Amendment”), dated as of October 21, 2022, which further amends that Acquisition Letter, dated May 16, 2022, between the Company and Markmore, as amended by the First Amendment to Acquisition Letter, dated August 5, 2022, between Liberty, Caspi and Markmore, and Second Amendment to Acquisition Letter, dated September 21, 2022, between Liberty, Caspi and Markmore (as so amended, the “Acquisition Letter”). The Third Amendment extends the “Due Diligence Period” and the “Exclusivity Period” for a transaction under the Acquisition Letter (the “Transaction”) to November 15, 2022. A description of the Acquisition Letter is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 22, 2021 (inception) through September 30, 2022, we had a net income of $$31,017, which consists of unrealized gain from marketable securities held in the Trust Account of $696,218 and operating costs of $672,327.

For the three months ended September 30, 2022, we had a net income of $117,253 which consists of unrealized gain from marketable securities held in the Trust Account of $526,883 and operating costs of $409,630.

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

For the three months ended September 30, 2022, Cash used in operating activities was $347,693.

Transaction costs of the Initial Public Offering amounted to $6,771,112, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $450,537 of other costs.

As of September 30, 2022, we had available to us $216,630 of cash on our balance sheet and a working capital deficit of $308,973. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to September 30, 2022, we have incurred $100,000 in fees under this agreement.

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

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, there were 447,775 shares of Class A Common Stock outstanding, excluding 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

LIBERTY RESOURCES ACQUISITION CORP.

Date: November 17, 2022	By:	/s/ Dato’ Maznah Binti Abdul Jalil
Dato’ Maznah Binti Abdul Jalil
Chief Executive Officer

Date: November 17, 2022	By:	/s/ Dato’ Khalid Ahmad
Dato’ Khalid Ahmad
Chief Financial Officer