Form 10-K
period 2022-12-31
Liberty Resources Acquisition Corp.
filed 2023-06-08
CIK 1880151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40696

LIBERTY RESOURCES ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3485220
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 East 53rd St. Suite 3001 New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

1-305-809-7217

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	LIBYU	The Nasdaq Global Market LLC
Class A Common stock, $0.0001 par value per share	LIBY	The Nasdaq Global Market LLC
Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	LIBYW	The Nasdaq Global Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No

The aggregate market value of the units registrants outstanding Class A ordinary shares and units, other than shares and units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the shares and units on June 30, 2022, the last business day of the registrants second fiscal quarter of 2022, as reported on the Nasdaq Global Market was $9.97.

As of June 8, 2023, 4,336,460 shares of Class A common stock, $0.0001 per share par value, and 2,875,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding, respectively. No securities were held by nonaffiliates as of the end of the second quarter.

PART I

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders’ vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete an initial business combination within the period to consummate the initial business combination may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	We may not be able to complete an initial business combination within the period to consummate the initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.15 per unit, or less than such amount in certain circumstances.
●	If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their respective affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
●	The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
●	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock.
●	Since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.
●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.
●	Our sponsor, Liberty Fields LLC, is controlled by non-U.S. person and has substantial ties to non-U.S. persons in Malaysia. As much, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” “our” and refer to Liberty Resources Acquisition Corp.

Overview

Formation.

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

Our management team is led by our Chief Executive Officer, Dato’ Maznah Binti Abdul Jalil, who has over 30 years of investment banking experience in a merchant Bank and DRB-HICOM Berhad Group of Companies. She is currently working as a director at several companies, including: Malayan Flour Mill Berhad (“MFLOUR”), since November 2019, Boustead Heavy Industrial Corporation Berhad (“BHIC”), since August 2019, Innature Berhad (“INNATURE”), since March 2019, Lembaga Angkatan Tentera (“LTAT”), since November 2018, Opus Asset Management SDN. BHD, since November 2017, and Pavilion REIT Management SDN. BHD, since July 2011. From December 2012 until April 2019, she was the Executive Director and Chief Financial Officer of Sona Petroleum Berhad. From 2007 to 2011 she held two positions, one as Executive Vice President at Kenanga Investment Bank Berhad and as Head of Corporate Finance at Hong Leong Financial Group. Prior to that she worked 14 years as Senior Group Director in Corporate Finance & Advisory at DRB-HICOM BERHAD (From June 1992 to July 2005) where she was responsible of corporate finance & advisory work for Master-Carriage Group and DRB-HICOM Group including restructuring proposals of companies’ mergers and acquisitions floatation of companies and overseeing investment related activities of the Group. She previously held several directorships in publicly listed companies as well as non-listed companies.

Business Combination Agreement with Liberty Onshore Energy.

On December 22, 2022, we entered into a definitive Business Combination Agreement effective December 15, 2022 (the “Business Combination Agreement”) with Liberty Onshore Energy B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“PubCo”), Liberty Onshore Resources B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid (“HoldCo”), LIBY Merger Sub LLC, a Delaware limited liability company (“Merger Sub”), and Markmore Energy (Labuan) Limited (“Markmore”). The Company and Markmore are collectively referred to herein as the “Parties” and individually as a “Party.”

The Business Combination Agreement provides that on the Closing Date (i) Merger Sub will merge with and into the Company (the “Merger”), with Liberty Resources Acquisition Corp. being the Surviving Company of the Merger (the “Surviving Company”) and ultimately a wholly owned subsidiary of PubCo, (ii) as a result of the Merger (a) each Liberty Common Share issued and outstanding immediately prior to the Merger Effective Time will be converted into the right to receive one B Share (“B Shares”), and (b) each Liberty Warrant outstanding immediately prior to the Merger Effective Time will be assumed by PubCo and, subject to the terms of the Warrant Agreement and any amendments thereto, thereafter exercisable to purchase one (1) B Share; and (iii) PubCo will pay to the former holders Markmore Ordinary Shares outstanding immediately prior to the Share Exchange Effective Time the Cash Consideration. As a result of the Merger, we shall provide an opportunity to Liberty Shareholders to have their outstanding Liberty Common Shares redeemed on the terms and subject to the conditions set forth in this Agreement and Liberty’s Organizational Documents in connection with obtaining the Liberty Shareholder Approval.

Initial Public Offering.

The Company’s sponsor is Liberty Fields LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 3, 2021. On November 8, 2021, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000, including the full exercise of the underwriters’ option to purchase additional Units.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 530,275 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,302,750 (the “Private Placement”). The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $116,725,000, comprised of the proceeds from the Offering and the proceeds of private placements that closed on November 8, 2021, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account established for the benefit of our public stockholders.

First Amendment to Acquisition Letter.

On August 5, 2022, we entered into a binding amendment to the previously executed nonbinding acquisition letter dated May 16, 2022, by and among the Company, Caspi Oil Gas LLP (“Caspi”) and Caspi’s owner, Markmore Energy (Labuan) Limited (“Markmore”) that, among other things, made a previously executed nonbinding acquisition letter (as amended, the “Acquisition Letter”) for a transaction (the “Transaction”) that will result in Caspi becoming a publicly traded company into a binding agreement. Under the Acquisition Letter, Caspi would not engage in discussions relating to, or enter into any agreement for, any merger, financing, or similar transaction until after 5:00 p.m., New York Time on September 15, 2022 (the “exclusivity period”), and the parties would use their reasonable best efforts to execute a business combination agreement for the Transaction on or before the termination of the exclusivity period.

Second Amendment to Acquisition Letter.

On September 21, 2022, we entered into a Second Amendment to the Acquisition Letter which extended the “Due Diligence Period” and the “Exclusivity Period” for a transaction under the Acquisition Letter (the “Transaction”) to October 15, 2022.

Third Amendment to Acquisition Letter.

On October 21, 2022, we entered into a Third Amendment to the Acquisition Letter which extended the “Due Diligence Period” and the “Exclusivity Period” for a transaction under the Acquisition Letter (the “Transaction”) to November 15, 2022.

Fourth Amendment to Acquisition Letter.

On November 22, 2022, we entered into a Fourth Amendment to the Acquisition Letter which extended the “Due Diligence Period” and the “Exclusivity Period” for a transaction under the Acquisition Letter (the “Transaction”) to December 15, 2022 and increased the aggregate “Transaction Consideration” to $463.7 million.

Merger Consideration.

Pursuant to the Business Combination Agreement, by virtue of the Merger and without any further action on the part of any Party or the holders of any securities of the Company:

●	The business combination values Caspi at a $463.7 million enterprise value and at a pro forma market capitalization of approximately $633 million, assuming a $10.00 per share price and no redemptions by our stockholders. The Transaction will provide a minimum of $30 million of net proceeds to the company after payment of Transaction expenses and certain liabilities of Caspi, assuming no redemptions. As part of the Transaction, at least one (1) day before the Exchange, the Company will use proceeds from the Financing to assume certain debts of COG up to a total of $50.0 million, the proceeds of which will be used as follows: (1) an amount of $17 million to COG’s “rehab” creditor at Closing, $10 million to other remaining creditors of COG at Closing, and $23 million in assumption of other debts of COG at Closing. We will also make a payment of $50.0 million to the Export-Import Bank of Malaysia on behalf of and at the direction of Markmore and PubCo. Markmore and PubCo will cause EXIM Bank to promptly use such proceeds to release the Pledge of Rights over COG’s Rakushechnoye Oil & Gas fields. PubCo will issue $327.7 million shares of common stock and $36 million of a new series of preferred stock that will be redeemable by the company at any time for (i) cash in the amount of $36 million, (ii) non-cash product such as gas produced up to the value to be determined by PubCo and Markmore or (iii) a combination thereof. Both classes of stock will be valued at $10.00 per share.
●	Prior to and as a condition for the transactions, we will receive financing in a minimum amount of $120 million(the “Financing”). As of the date of the Business Combination Agreement, the Company has received non-binding offers for funding totaling $120 million. We will take all steps reasonable and necessary to assist to convert these to binding commitments prior to signing of the Registration on Form F-4.
●	Upon completion of Central Processing Complex (CPC) and commencement of commercial production of gas and condensate, PubCo will pay the current owner of Caspi 50% of annual net revenue (after deduction of costs and capital expenditures) derived from sale of gas attributed to us over the period of commercial production of gas, 40% of condensate revenue derived from sale of condensate attributed to PubCo over the period of commercial production condensate. PubCo is committed to pay a seller a minimum payment of US$15M annually from the date of commencement of commercial production of gas or condensate or the total royalty payment on the basis as described above, whichever is higher.

Markmore Support Agreement.

In connection with entry into the Business Combination Agreement, the Parties entered into a voting agreement pursuant to which Markmore, in its capacity as the sole shareholder of PubCo prior to the Share Exchange and controlling shareholder of PubCo following the Share Exchange, in each case as applicable, has agreed to (a) approve by written resolution all of its Markmore Shares in favor of the approval of the Share Exchange; (b) execute such documents or certificates evidencing such agreement as Liberty may reasonably request in connection therewith, and to approve at PubCo’s general meeting for the PubCo Reorganization, and the Merger; (c) to vote and to cause PubCo to vote (in PubCo’s capacity as the controlling equity interest holder in HoldCo and Merger Sub), in favor of the Share Exchange and Merger, respectively, and any other matter reasonably necessary to the consummation of the transactions contemplated by the Business Combination Agreement and considered and voted upon by the interest holders of Markmore, PubCo, Holdco, Markmore Central Asia B.V. (“MCA”), Markmore Onshore B.V. (“MO”), or Merger Sub; and (d) cause each of the Markmore Shareholders to execute and deliver a Lock-Up Agreement to PubCo in accordance with the Business Combination Agreement.

Sponsor Support Agreement.

In connection with entry into the Business Combination Agreement, Sponsor entered into a voting agreement with the Parties pursuant to which Sponsor has agreed to execute such documents or certificates evidencing such agreement as Liberty and/or Markmore may reasonably request in connection therewith to vote at the Sponsor Special Meeting and any meeting of the equity interest holders of Sponsor, and in any action by written consent of the equity interest holders of Sponsor, to approve the Business Combination Agreement, all of the shares (a) in favor of the approval and adoption of the Business Combination Agreement, the transactions contemplated by the Business Combination Agreement and the Business Combination Agreement, (b) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Business Combination Agreement and considered and voted upon by the equity interest holders of Sponsor, (c) for the appointment, and designation of classes, of the members of the board of directors and (d) against any action, agreement or transaction (other than the Business Combination Agreement or the transactions contemplated thereby) or proposal that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of Sponsor under the Business Combination Agreement or that would reasonably be expected to result in the failure of the transactions contemplated by the Business Combination Agreement from being consummated.

Extension of Deadline to Complete the Company’s Initial Business Combination.

As of the date of this Annual Report, the Company has exercised its right to extend the deadline to complete its initial business combination one time by depositing or causing to be deposited into the Trust Account $150,000 for the extension.

On May 3, 2023, the Company deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 8, 2023 to June 8, 2023. This deposit marked the first of nine-monthly extensions permitted under the Company’s governing documents.

The current deadline is June 2, 2024. The Company has 8 remaining 1-month extensions under the Charter Amendment (as defined below).

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

Kazakhstan	16.75%
Uzbekistan	14.0%
Azerbaijan	8.5%
Tajikistan	13.0%
Kyrgyzstan	13.0%

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

Our Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used these criteria and guidelines in evaluating acquisition opportunities, though, if the Business Combination Agreement with Liberty Onshore Energy does not close, we may decide to enter into our initial business combination with:

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

Our Acquisition Process

In evaluating a potential target business, we believe we have conducted a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review included, among other things, financial statement analysis, detailed document reviews, technology diligence, multiple meetings with management, consultations with relevant industry and academic experts, competitors, customers and suppliers, as well as a review of additional information that we obtained as part of our analysis of a target company.

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

Members of our management team, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our management team, may have a conflict of interest with respect to evaluating a particular business combination, including if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.

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

The net proceeds of our Initial Public Offering and the sale of the placement units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above.

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

Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account; or (ii) vote as a class with our public shares: (a) on any initial business combination, or (b) to approve an amendment to our amended and restated certificate of incorporation to: (x) extend the time we have to consummate a business combination, or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

Corporate Information

Our executive offices are located at 10 East 53rd St. Suite 3001 New York, New York 10022, and our telephone number is 1-305-809-7217.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC and declared effective by the SEC on November 3, 2021 or as disclosed in our Form 10-K for the year ended December 31, 2021, the Company’s Form 8-K filed with the SEC on April 25, 2022, the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 16, 2022, August 9, 2022, and November 17, 2022, the Company’s Form 10-K/A for the year ended December 31, 2021 filed with the SEC on January 3, 2023, and the Company's definitive proxy statement filed with the SEC on April 3, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Corporate Information

Our executive offices are located at 10 East 53rd St. Suite 3001 New York, New York 10022, and our telephone number is 1-305-809-7217.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 10 East 53rd St. Suite 3001 New York, New York 10022 and our telephone number is 1-305-809-7217. We have agreed to pay Liberty Fields LLC, a total of $10,000 per month for office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. From November 8, 2021 to December 31, 2022, $140,000 has been paid. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

As of December 31, 2022, there was one holder of record of shares of our common stock and one holder of record of our public warrants. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

As previously reported, on November 8, 2021, we completed our Initial Public Offering of 11,500,000 units (“Units”). Each Unit consists of one share of Class A common stock and one redeemable warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000.

On November 8, 2021, simultaneously with the sale of the Units, the Company consummated the private sale of 530,275 Placement Units, generating gross proceeds of $5,302,750. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $400,163, which consisted of formation and operating costs of $754,339, interest earned on investments held of $1,690,069, franchise tax $200,250 and income tax $335,317.

For the period from April 22, 2021 (inception) through December 31, 2021, we had a net loss of $418,021 which consisted of realized gain on marketable securities held in our Trust Account of $6,221 offset by unrealized loss of $5,627, formation and operational costs of $418,615, and franchise tax of $144,160.

Liquidity and Capital Resources

As of December 31, 2022, and 2021, we had cash of $97,513 and $521,655 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

For the year ended December 31, 2022, cash used in operating activities was $687,339.

For the period from April 22, 2021 (inception) through December 31, 2021, cash used in operating activities was $330,559.

As of December 31, 2022, and 2021, we had investments of $119,572,819 and $116,732,749 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. At December 31, 2022, substantially all of the assets held in the Trust Account were held in US treasury bills.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the combination period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination; however, this cannot be guaranteed.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2022, there were no critical accounting policies.

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

None.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions (“Our Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments, which was initially identified at December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Certifying Officers, concluded that, as of December 31, 2022 and as of December 31, 2021 the Company’s internal control over financial reporting was effective.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Dato’ Maznah Binti Abdul Jalil	70	Chairman, Chief Executive Officer and Director
Dato’ Khalid Ahmad	69	Chief Financial Officer and Secretary
Garry Richard Stein	77	Director
Mohamad Faizal Bin Abd Jabbar	52	Director
Mohamed Zahed Bin Hashim	64	Director
Dato’ Sri Chee Hong Leong	59	Director

Dato’ Maznah Binti Abdul Jalil, Chairman, Chief Executive Officer and Director

Dato’ Maznah Binti Abdul Jalil has been our Chairman, Chief Executive Officer and Director since our inception. She has over 30 years of investment banking experience in a merchant Bank and DRB-HICOM Berhad Group of Companies. She is currently working as a director at several companies, including Malayan Flour Mill Berhad (“MFLOUR”), since November 2019, Boustead Heavy Industrial Corporation Berhad (“BHIC”), since August 2019, Innature Berhad (“INNATURE”), since March 2019, Lembaga Angkatan Tentera (“LTAT”), since November 2018, Opus Asset Management SDN. BHD, since November 2017, and Pavilion REIT Management SDN. BHD, since July 2011. From December 2012 until April 2019, she was the Executive Director and Chief Financial Officer of Sona Petroleum Berhad. From 2007 to 2011 she held two positions, one as Executive Vice President at Kenanga Investment Bank Berhad and as Head of Corporate Finance at Hong Leong Financial Group. Prior to that she worked 14 years as Senior Group Director in Corporate Finance & Advisory at DRB-HICOM BERHAD (From June 1992 to July 2005) where she was responsible of corporate finance & advisory work for Master-Carriage Group and DRB-HICOM Group including restructuring proposals of companies’ mergers and acquisitions floatation of companies and overseeing investment related activities of the Group. She previously held several directorships in publicly listed companies as well as non-listed companies.

Dato’ Khalid Ahmad, Chief Financial Officer and Secretary

Dato’ Khalid Ahmad has been our Chief Financial Officer and our Secretary since inception. He is a highly experienced financial and accounting professional with an extensive background in publishing, television, film and all aspects of the media business. He has been working as Chairman of Universiti Sultan Azlan Shah (USAS) Berhad since March 2021 and, at the same time, he has acted as an advisor and consultant to the Malaysian audit firm of FMSalleh & Co. Dato’ Khalid also holds executive and board positions in firms involved in the natural resources and power industries. He was also responsible for the launch of The KL Options and Financial Futures Exchange, now part of the BURSA MALAYSIA. He was a commissioner of Public Land Transport Commission of Malaysia, Director of Technology Park Malaysia, and was also an adjunct professor and adviser to several universities. As a Past President of The Malaysia Advisory Committee of the Association of Chartered Certified Accountants (ACCA) in Malaysia (after serving for eight years as President), Dato’ Khalid has served in many volunteer positions and government appointed boards, including the ACCA World Council in London, the National Unity Council, the Financial Reporting Foundation in Malaysia, the Malaysian Multimedia Development Corporation and the National Sports Council. Dato’ Khalid is a Fellow in the Association of Chartered Certified Accountants.

Garry Richard Stein, Independent Director

Garry Richard Stein has served on our board of directors since November 8, 2021. Mr. Stein is a seasoned executive with strong management, analytical and strategic skills and a track record of success and innovation. He has been serving as Executive Vice President & Director of Ghana based at Hope Gold Limited since July 2019. He has also been serving as Chief Financial Officer of PHP Acquisition Corp. since April 2021. Mr. Stein has over fifty years of experience in executive roles in banking, investment management, mergers & acquisitions, private equity, natural resources, technology, and strategic planning. He has been actively involved for many years in both in international commodity, mining, and finance communities and has been successful in raising and investing substantial funds for various investment projects across a wide range of industries, particularly in natural resources. He has served as an advisor, senior executive and in board roles for a number of public and private companies in North America, Hong Kong, China, throughout Southeast Asia and Africa. He was recently a responsible officer for development of the technology design for the global trade settlement platform was instrumental in the strategic planning, design concepts and implementation of modern distributed ledger and related technologies to the issues of global trade. In the past, he has been involved as an investor and senior executive in several oil and gas exploration and development companies in Canada, the USA, China and Central Asia.

Dato’ Sri Chee Hong Leong, Independent Director

Dato’ Seri Hong Leong Chee has served on our board of directors since July 29, 2022. He is the Executive Director of SYF Resources Bhd., a position he has held since 2003, and President of St. John’s Ambulance Association Malaysia, a position he has held since 2013. He is currently an independent director of Kairous Acquisition Corp. Ltd, a Nasdaq-listed special purpose acquisition company, and Micolink Solutions Bhd. He is also a director of twenty other private limited companies in Malaysia. From 1998 – 2002 he was Executive Director of Tanco Resort Bhd. and was the founder and Chief Executive Officer of Canary Infoport Sdn. Bhd., Canary Homes Sdn. Bhd., and Canary Dry Cleaning Sdn. Bhd from 1992 – 1998. Dato’ Seri Hong Leong Chee was Corporate Planning Executive of Leisure Holidays Sdn. Bhd from 1990 – 1992. He received his bachelor’s degree in Engineering with a focus in computers, and his Master of Business Administration with a focus in finance, from McMaster University.

Mohamed Zahed Bin Hashim, Independent Director

Mohamed Zahed Bin Hashim has served on our board of directors since July 29, 2022. He is the Vice President of the Malaysia Qatar Business counsel, a non-profit organization that promotes business between Malaysian and Qatari companies, a position he has held since 2019. From 2006 to 2020 he worked for Qatar Petroleum, where he served as Auditor on the Executive Committee responsible for safety and integrity, design and operations, and regulatory compliance. From 1999 – 2005 Mohamed Zahed Bin Hashim founded and owned Column Maintenance Services, Ltd a plant shutdown specialist contractor. He began his career with the Petronas Group of Companies, where he worked from 1983 - 1999. He received his bachelor’s degree in Mechanical Engineering from University of Dundee, Scotland and is the author of four publications relating to natural gas facilities and processing.

Mohammad Faizal bin Abd Jabbar, Independent Director

Mohammad Faizal bin Abd Jabbar has served on our board of directors since November 8, 2021. He has extensive experience in the legal, capital markets and the business sector in Malaysia. He graduated with a law degree (LLB (Hons)) from the International Islamic University in 1993, LLM(Hons) University of Cambridge UK in 1994 and the Institute of Chartered Secretaries and Administrators (ICSA) UK in 1995. He practiced corporate and finance law in two of Malaysia’s largest law firms Messrs Shearn Delamore and Zul Rafique & Partners. He was involved in major legal projects namely the construction of the KL International Airport, the Federal Administrative Capital Putrajaya and the financing of the iconic Kuala Lumpur City Centre better known as the Twin Towers. He has been on the board of several subsidiaries of the UBS Malaysia group of companies since 2000 and currently is an independent non-executive director of UBS Securities Malaysia since 2005 and served as the Chairman of the board from 2019 to 2021. He also has experience in the property investment services and the renewable energy industry in Malaysia.

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Mr. Stein will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mohammad Faizal bin Abd Jabbar, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Dato’ Sri Chee Hong Leong, Mohamed Zahed Bin Hashim, and Dato’ Maznah Binti Abdul Jalil, will expire at the third annual meeting of stockholders.

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

Executive Officer and Director Compensation

None of our officers have received any cash compensation for services rendered to us. Commencing on the date of our Initial Public Offering, we have agreed to pay Liberty Fields LLC, our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Audit Committee

We have established an audit committee of the board of directors. Garry Richard Stein, Dato’ Sri Chee Hong Leong, and Mohammad Faizal bin Abd Jabbar will serve as members of our audit committee, and Mr. Stein chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Garry Richard Stein, Dato’ Sri Chee Hong Leong, and Mohammad Faizal bin Abd Jabbar meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of our board of directors. Messrs. Garry Richard Stein and Mohammad Faizal bin Abd Jabbar serve as members of our compensation committee. Mohammad Faizal bin Abd Jabbar chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Messrs. Garry Richard Stein and Mohammad Faizal bin Abd Jabbar are independent.

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

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement for our Initial Public Offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting, or other similar fees, will be paid to any of our existing stockholders, officers, directors or and of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. However, our initial stockholders, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation may not be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 8, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,211,460 shares of our common stock, consisting of (i) 4,336,460 shares of our Class A common stock, and (ii) 2,875,000 shares of our Class B common stock, issued and outstanding as of June 8, 2023. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

On July 28, 2021, our sponsor paid an aggregate of $25,000, or approximately $0.009 per share, in exchange for the issuance of 2,875,000 shares of our Class B common stock. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The per unit price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued.

	Class A		Class B		Approximate
	Common Stock		Common Stock		Percentage
	Number of		Number of		of
	Shares	Approximate	Shares	Approximate	Outstanding
Name and Address of Beneficial	Beneficially	Percentage	Beneficially	Percentage	Common
Owner (1)	Owned	of Class	Owned(2)	of Class	Stock
Liberty Fields LLC(1)(2)	530,275	4.41%	2,725,000	94.78%	37.79%
Dato’ Maznah Binti Abdul Jalil (1)(2)(3)	—	*	2,790,000	97.04	38.67
Dato’ Khalid Ahmad (1)	—	*	25,000	*	*
Garry Richard Stein (1)(2)(4)	—	*	2,790,000	97.04	38.67
Mohamed Zahed Bin Hashim	—	—	—	—	—
Dato’ Sri Chee Hong Leong	—	—	—	—	—
Mohammad Faizal Bin Abd Jabbar(1)	—	*	10,000	*	*
All executive officers and directors as a group (six individuals)	530,275	4.41%	2,865,000	99.65%	39.73%
5% Holders
Lighthouse Investment Partners, LLC (5)(9)	723,857	16.69%	—	—	10.03
MAP 136 Segregated Portfolio, a segregated portfolio of LMAP SPC (5)(9)	723,857	16.69%	—	—	10.03
MAP 214 Segregated Portfolio, a segregated portfolio of LMC SPC (5)(9)	723,857	16.69%	—	—	10.03
LHP Ireland Fund Management Limited (5)(9)	723,857	16.69%	—	—	10.03
MAP 501, a sub-trust of LMA Ireland (5)(9)	723,857	16.69%	—	—	10.03
LMAP 909, a sub-fund of LMAP Ireland ICAV (5)(9)	723,857	16.69%	—	—	10.03
LMAP 910, a sub-fund of LMAP Ireland ICAV (5)(9)	723,857	16.69%	—	—	10.03
Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (5)(9)	723,857	16.69%	—	—	10.03
Saba Capital Management, L.P. (6)(9)	1,045,000	24.10%	—	—	14.49
Boaz R. Weinstein (6)(9)	1,045,000	24.10%	—	—	14.49
Saba Capital Management GP, LLC (6)(9)	1,045,000	24.10%	—	—	14.49
Hudson Bay Capital Management LP (7)(9)	891,356	20.55%	—	—	12.36
Sander Gerber (7)(9)	891,356	20.55%	—	—	12.36
Highbridge Capital Management, LLC (8)(9)	1,123,127	25.90%	—	—	15.57
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Liberty Resources Acquisition Corp. 10 East 53rd St. Suite 3001 New York, New York 10022
(2)	Liberty Fields LLC, our sponsor, is the record holder of the securities reported herein. Dato’ Maznah Binti Abdul Jalil, our Chairman and Chief Executive Officer, is a member of our sponsor and Garry Richard Stein, our director, is the manager of our sponsor. By virtue of this relationship, Ms. Jalil and Mr. Stein may be deemed to share beneficial ownership of the securities held of record by our sponsor. Ms. Jalil and Mr. Stein each disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(3)	Interest shown consists of 2,725,000 shares held by Liberty Fields LLC as referenced in footnote 2 and 40,000 shares held directly by Ms. Jalil.
(4)	Interest shown consists of 2,725,000 shares held by Liberty Fields LLC as referenced in footnote 2 and 40,000 shares held directly by Mr. Stein.

(5)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G on February 14, 2023 and consists of 723,857 shares of Liberty Class A common stock. To the best of Liberty’s knowledge, Lighthouse Investment Partners, LLC (“Lighthouse”), MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), Cayman Islands, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), Cayman Islands, LHP Ireland Fund Management Limited (“LHP Ireland”), Ireland, MAP 501, a sub-trust of LMA Ireland (“MAP 501”), Ireland, LMAP 909, a sub-fund of LMAP Ireland ICAV (“LMAP 909”), Ireland, LMAP 910, a sub-fund of LMAP Ireland ICAV (“LMAP 910”), Ireland, Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin“), Cayman Islands each own and control 6.29% of the outstanding Public Shares. The address of the Reporting Persons is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410 32 Molesworth Street, Dublin, D02 Y512, Ireland.
(6)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G/A on February 14, 2023 and consists of 1,045,000 shares of Liberty Class A common stock. To the best of Liberty’s knowledge, Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC each own and control 8.7% of the outstanding Public Shares. The address of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G on February 9, 2023 and consists of 891,356 shares of Liberty Class A common stock. To the best of Liberty’s knowledge, Hudson Bay Capital Management LP and Sander Gerber each own and control 7.41% of the outstanding Public Shares. The address of the Reporting Persons is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.
(8)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G on February 2, 2023 and consists of 1,123,127 shares of Liberty Class A common stock. To the best of Liberty’s knowledge, Highbridge Capital Management, LLC owns and controls 8.54% of the outstanding Public Shares. The address of the Reporting Persons is 77 Park Avenue, 23rd Floor, New York, New York 10172.
(9)	The beneficial ownership is based on the latest available filings made with the SEC before the Extension Special Meeting (as defined below). In connection with the Extension Special Meeting, holders of 7,693,815 of our public shares exercised their right to redeem those shares for a pro rata portion of the funds in the Trust Account leaving 4,336,460 of our public shares outstanding. As of the date of this filing, the shareholder has not updated its filing with the SEC on Schedule 13G.

The founder shares held by our initial stockholders represent 37.78% of our outstanding shares of common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination. Holders of our public shares do not have the right to appoint an directors to our board of directors prior to our initial business combination.

Each holder of the founder shares has agreed (a) to vote any founder shares owned by it in favor of any proposed business combination and (b) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 28, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock includes an aggregate of up to 375,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own at least 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders did not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full so those shares are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing six months a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

On April 22, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. Upon IPO, the Company had borrowed $95,120 under the Note. A total of $95,120 under the promissory note was repaid on November 16, 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there was $263,198 and $1,150,000 outstanding in Working Capital Loans and extension loan.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC, or Adeptus Partners, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners in connection with regulatory filings. The aggregate fees of Adeptus Partners for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from April 22, 2021 (date of inception) to December 31, 2021 were approximately $52,000 and $99,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the period from April 22, 2021 (inception) to December 31, 2021, we did not pay Adeptus Partners any audit-related fees.

Tax Fees. For the year ended December 31, 2022 and for the period from April 22, 2021 (inception) to December 31, 2021, we did not pay Adeptus Partners for tax return services, planning and tax advice.

All Other Fees. For the year ended December 31, 2022 and for the period from April 22, 2021 (inception) to December 31, 2021, we did not pay Adeptus Partners for any other services.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporate herein by reference can be obtained on the SEC website at www.SEC.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Liberty Resources Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Liberty Resources Acquisition Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the period of April 22, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period of April 22, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America..

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Ocean, New Jersey

June 6, 2023

PCAOB ID: 3686

LIBERTY RESOURCES ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$97,513	$521,655
Total Current Assets	97,513	521,655

Cash and Marketable Securities held in trust account	119,572,819	116,732,749

Total Assets	$119,670,332	$117,254,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$22,000	$25,000
Account payables	70,000	—
Franchise tax payable	341,719	141,469
Income tax payable	335,317	—
Working capital loan	263,198	—
Extension loan	1,150,000	—
Total Current Liabilities	2,182,234	166,469

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	6,207,234	4,191,469

Commitments and Contingencies

Redeemable Class A common stock, 11,500,000 shares issued and outstanding at December 31, 2022 and December 31, 2021 (at $10.25 per share at December 31, 2022 and $10.15 per share at December 31, 2021)	117,875,000	116,725,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 530,275 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(4,412,243)	(3,662,406)
Total Stockholders’ Deficit	(4,411,902)	(3,662,065)
Total Liabilities and Stockholders’ Deficit	$119,670,332	$117,254,404

The accompanying notes are an integral part of these financial statement.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021 AND FOR THE YEAR
ENDED DECEMBER 31, 2022

		For the Period from
		April 22, 2021
	For The Year Ended	(Inception) Through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$(754,339)	$(355,559)
Franchise tax	(200,250)	(141,469)
Loss from Operations	(954,589)	(497,027)

Other Income
Interest earned on marketable securities held in trust account	1,690,069	7,749
Net Income (Loss) before income tax	$735,480	$(489,278)
Income tax	(335,317)	—
Net Income (Loss)	400,163	(489,278)

Weighted average shares outstanding of Class A common stock	12,030,275	2,763,873
Basic and diluted net income (loss) per common stock	$0.05	$(0.11)
Weighted average shares outstanding of Class B common stock	2,875,000	1,777,067
Basic and diluted net income (loss) per common stock	$(0.09)	$(0.11)

The accompanying notes are an integral part of these financial statements.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
AND FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — April 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Sale of Units in Initial Public Offering, net of offering costs	11,500,000	1,150	—	—	112,248,314	—	112,249,464
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	—	—	(116,723,850)	—	(116,725,000)
Sale of Private Placement Units	530,275	53	—	—	5,302,697	—	5,302,750
Deferred underwriting commission	—	—	—	—	(4,025,000)	—	(4,025,000)
Re-classification	—	—	—	—	3,173,128	(3,173,128)	—
Net loss	—	—	—	—	—	(489,278)	(489,278)
Balance —December 31, 2021	530,275	$53	2,875,000	$288	$—	$(3,662,406)	$(3,662,065)
Net Income (Loss)	—	—	—	—	—	400,163	400,163
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)	—	—	—	—	—	(1,150,000)	(1,150,000)
Balance – December 31, 2022	530,275	$53	2,875,000	$288	$—	$(4,412,243)	$(4,411,902)

The accompanying notes are an integral part of these financial statements

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021 AND FOR THE YEAR
ENDED DECEMBER 31, 2022

		For the
		Period from
		April 22,
	For The Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$400,163	$(489,278)
Adjustments to reconcile net income(loss) to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(1,690,069)	(7,749)
Changes in operating assets and liabilities:
Accrued expense	(3,000)	—
Accounts payable and accrued offering costs	70,000	25,000
Franchise tax payable	200,250	141,490
Income tax payable	335,317	—
Net cash used in operating activities	(687,339)	(330,559)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,150,000)	(116,725,000)
Net cash used in investing activities	(1,150,000)	(116,725,000)

Cash flows from financing activities:
Working capital loan	263,198	—
Extension loan	1,150,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	—	112,700,000
Proceeds from sale of private placement units	—	5,302,750
Payment of offering costs	—	(450,537)
Net cash provided by financing activities	1,413,198	117,577,214

Net change in cash	(424,141)	521,655
Cash at the beginning of the period	521,655	—
Cash at the end of the period	$97,513	$521,655

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$4,025,000
Initial Classification of Class A common stock subject to redemption	$—	$116,725,000
Proceeds from promissory note and repayment	$—	$180,769

The accompanying notes are an integral part of these financial statements

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 477,775 Class A common units (the “Private Placement Units”) to Liberty Fields LLC, the sponsor of the Company (the “Sponsor”),at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,777,750 (the “Private Placement”) (see Note 4).

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

December 31, 2022

Note 1 - Description of Organization and Business Operations (Continued)

Transaction costs of the Initial Public Offering with the exercise of the overallotment amounted to $6,775,537 consisting of $2,300,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees and $450,537 of other costs.

Following the closing of the Initial Public Offering and full exercise of underwriter's over-allotment option, $1,031,940 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2022, we have available to us $97,513 of cash on our balance sheet and a working deficit of $671,522.

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

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 1 - Description of Organization and Business Operations (Continued)

On November 8, 2022, the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 8, 2022 to February 8, 2023 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.25 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Management’s Plans

As of December 31, 2022 and 2021, we had cash of $97,513 and $521,655 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

For the year ended December 31, 2022, cash used in operating activities was $687,339.

For the period from April 22, 2021 (inception) through December 31, 2021, cash used in operating activities was $330,559.

As of December 31, 2022 and 2021, we had investments of $119,572,819 and $116,732,749 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. At December 31, 2022, substantially all of the assets held in the Trust Account were held in US treasury bills.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the combination period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination; however, this cannot be guaranteed.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 1 - Description of Organization and Business Operations (Continued)

Acquisition Letter

On August 5, 2022, the Company, Caspi Oil Gas LLP (“Caspi”) and Caspi’s owner, Markmore Energy (Labuan) Limited (“Markmore”), entered into a binding amendment that, among other things, made a previously executed nonbinding acquisition letter (as amended, the “Acquisition Letter”) for a transaction (the “Transaction”) that will result in Caspi becoming a publicly traded company into a binding agreement. Under the Acquisition Letter, Caspi will not engage in discussions relating to, or enter into any agreement for, any merger, financing, or similar transaction until after 5:00 p.m., New York Time on September 15, 2022 (the “exclusivity period”), and the parties will use their reasonable best efforts to execute a business combination agreement for the Transaction on or before the termination of the exclusivity period. The exclusivity period may be extended by mutual agreement of the parties. On October 21, 2022, the Company, Caspi, and Markmore, entered into a Third Amendment to Acquisition Letter (the “Third Amendment”), dated as of October 21, 2022, which further amends that Acquisition Letter, dated May 16, 2022, between the Company and Markmore, as amended by the First Amendment to Acquisition Letter, dated August 5, 2022, between Liberty, Caspi and Markmore, and Second Amendment to Acquisition Letter, dated September 21, 2022, between Liberty, Caspi and Markmore (as so amended, the “Acquisition Letter”). The Third Amendment extends the “Due Diligence Period” and the “Exclusivity Period” for a transaction under the Acquisition Letter (the “Transaction”) to November 15, 2022. A description of the Acquisition Letter is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2022. On November 22, 2022, we entered into a Fourth Amendment to the Acquisition Letter which extended the “Due Diligence Period” and the “Exclusivity Period” for a transaction under the Acquisition Letter (the “Transaction”) to December 15, 2022, and increased the aggregate “Transaction Consideration” to $463.7 million.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $97,513 and $521,655 in cash and no cash equivalents as of December 31, 2022 and December 31, 2021 respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no liabilities for uncertain tax positions as of December 31, 2022 and 2021.

The provision for income taxes was $335,317 for the year ended December 31, 2022. There was no provision for income taxes for the year ended December 31, 2021.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 2 - Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On December 31, 2022 and December 31, 2021, there are 11,500,000 of Class A Common Stock subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares includes the Founder Shares and non-redeemable common stock shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

		FOR THE PERIOD
	FOR YEAR ENDED	FROM APRIL 22,
	DECEMBER 31,	2021 (INCEPTION)
	2022	DECEMBER 31, 2021
Class A common stock
Numerator: net income (loss) allocable to Class A common shares	$648,966	$488,801
Denominator: weighted average number of Class A common shares	12,030,275	12,030,275
Basic and diluted net income (loss) per Class A common share	$0.05	$0.04

Non-redeemable Class B common shares
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(248,803)	$(120,697)
Denominator: weighted average number of non-redeemable Class B common shares	2,875,000	2,875,000
Basic and diluted net income (loss) per non-redeemable Class B common shares	$(0.09)	$(0.04)

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 2 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered being $117,428,967 as of December 31, 2022 and $116,732,749 as of December 31, 2021.
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $115,000,000. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per whole share.

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

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 5 — Related Party Transactions

Class B Common Stock

During the period ended December 31, 2022, the Sponsor purchased 2,875,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for $25,000. The number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of Class A ordinary shares after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter. The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On April 22, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. On November 16, 2021, the outstanding balance owed under the Note was repaid in full. There was no outstanding balance at December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Class A ordinary shares at a price of $10.00 per share. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there is a $263,198 outstanding under Working Capital Loan. There was no outstanding balance at December 31, 2021.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period April 22, 2021 (inception) through December 31, 2022 and for the year ended December 31, 2021, $120,000 and $20,000 of expense, respectively, was recorded and included in formation and operating costs in the statement of operations.

Extension Deposit

On November 8, 2022, the Company caused to be deposited $1,150,000 into the Company's Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 8, 2022 to February 8, 2023 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company's governing documents.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

Note 7 — Stockholders’ Equity

Preferred Shares— The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 12,030,275 Class A common stock issued and outstanding.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 7 — Stockholders’ Equity (Continued)

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On February 8, 2023, the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from February 8, 2023 to May 8, 2023 (the “Extension”). The Extension was the second of two three-month extensions permitted under the Company’s governing documents.

On April 4, 2023, Liberty Fields, LLC and Garry Richard Stein entered into a Share Purchase Agreement by which Liberty Fields, LLC transferred 30,000 shares of Class B Common to Garry Richard Stein.

On April 4, 2023, Liberty Fields, LLC and Dato’ Maznah Binti Abdul Jalil entered into a Share Purchase Agreement by which Liberty Fields, LLC transferred 15,000 shares of Class B Common to Dato’ Maznah Binti Abdul Jalil.

On April 4, 2023, Liberty Fields, LLC and Dato’ Khalid Ahmad entered into a Share Purchase Agreement by which Liberty Fields, LLC transferred 10,000 shares of Class B Common to Dato’ Khalid Ahmad.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 8 — Subsequent Events (Continued)

In a special meeting held on April 18, 2023, (“Extension Special Meeting”) shareholders approved the First Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”), changing the structure and cost of our right to extend the date (the “Termination Date”) by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii)(a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the meeting, shareholders further approved an amendment to the Company’s investment management trust agreement (the “Trust Agreement”) dated as of May 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period.

The Charter Amendment allowed us to extend the Termination Date by up to nine (9) one-month extensions to February 8, 2024 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each 1-month extension, our sponsor or any of their affiliates or designees must deposit into our Trust Account the lesser of (x) $150,000 or (y) $0.05 per share for each public share outstanding at the deadline date for each such one-month extension until June 2, 2023 and the procedure relating to any such extension, as set forth in the Trust Agreement, must be complied with. In connection with the approval of the Charter Amendment on April 18, 2023, holders of 7,693,815 of our public shares exercised their right to redeem those shares for a pro rata portion of the funds in the Trust Account for cash at an approximate price of $10.58 per share, for an aggregate of approximately $81.4 million, leaving 4,336,460 of our public shares outstanding after the Extension Special Meeting.

On May 3, 2023, the Company deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 8, 2023 to June 8, 2023. This deposit marked the first of nine-monthly extensions permitted under the Company’s governing documents.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	First Amendment to Amended and Restated Certificate of Incorporation. (9)
3.3	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Warrant Agreement, dated November 8, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
4.4	Description of Registered Securities. (11)
10.1	Letter Agreement, dated November 8, 2021, among the Company, its officers and directors and the Company’s sponsor, Liberty Fields LLC. (2)
10.2	Promissory Note, dated April 22, 2021, issued to the Company (1)
10.3	Investment Management Trust Agreement, dated November 8, 2021 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Amendment No. 1 to Investment Management Trust Agreement, dated April 18, 2023 between the Company and Continental Stock Transfer & Trust Company. (2)
10.5	Registration Rights Agreement, dated November 8, 2021, by and among the Company and certain securityholders. (2)
10.6	Administrative Support Agreement, dated November 8, 2021, by and between the Company and Liberty Fields LLC (2)
10.7	Placement Unit Purchase Agreement, dated November 8, 2021, by and between the Company and the Sponsor. (2)
10.8	Form of Indemnity Agreement. (2)
10.9	Securities Subscription Agreement, dated July 28, 2021, between the Registrant and Liberty Fields LLC. (1)
10.10	Acquisition Letter dated May 16, 2022 and First Amendment to Acquisition Letter dated August 5, 2022. (3)
10.11	Second Amendment to Acquisition Letter, dated as of September 21, 2022. (4)
10.12	Third Amendment to Acquisition Letter, dated as of October 21, 2022. (5)
10.13	Fourth Amendment to Acquisition Letter, dated as of November 22, 2022. (6)
10.14	Markmore Support Agreement dated, as of December 30, 2022, by and among Liberty Resources Acquisition Corp., Liberty Onshore Energy B.V., and Markmore Energy (Labuan) Limited (8)
10.15	Sponsor Support Agreement, dated as of December 30, 2022, by and among Liberty Resources Acquisition Corp., Liberty Onshore Energy B.V., Markmore Energy (Labuan) Limited, and Liberty Fields, LLC (8)
10.16

Business Combination Agreement dated as of December 22, 2022, by and among Liberty Resources Acquisition Corp., Liberty Onshore Energy B.V., Liberty Onshore Resources B.V., LIBY Merger Sub LLC, Markmore Energy (Labuan) Limited. (7)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 3, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 9, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 10, 2022.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 26, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 26, 2022.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 25, 2022.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 22, 2022.
(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 30, 2022.
(9)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 28, 2023.
(10)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 5, 2021.
(11)	Incorporated by reference to the Company’s 10-K filed with the SEC on March 31, 2022.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of June, 2023.

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

Name	Position	Date

/s/ Dato’ Maznah Binti Abdul Jalil	Chief Executive Officer	June 8, 2023
Dato’ Maznah Binti Abdul Jalil	(Principal Executive Officer)

/s/ Dato’ Khalid Ahmad	Chief Financial Officer	June 8, 2023
Dato’ Khalid Ahmad	(Principal Financial Officer)

/s/ Garry Richard Stein	Independent Director	June 8, 2023
Garry Richard Stein

/s/ Dato’ Sri Chee Hong Leong	Independent Director	June 8, 2023
Dato’ Sri Chee Hong Leong

/s/ Mohammad Faizal Bin Abd Jabbar	Independent Director	June 8, 2023
Mohammad Faizal Bin Abd Jabbar

/s/ Mohamed Zahed Bin Hashim	Independent Director	June 8, 2023
Mohamed Zahed Bin Hashim