Form 10-Q
period 2023-03-31
Liberty Resources Acquisition Corp.
filed 2023-06-30
CIK 1880151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-40883

Liberty Resources Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-3485220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 East 53rd St. Suite 3001 New York, New York	33130
(Address of principal executive offices)	(Zip Code)

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

As of June 20, 2023, there were 4,336,460 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

LIBERTY RESOURCES ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTY RESOURCES ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$51,771	$97,513
Other receivable	7,212	—
Prepaid expenses	52,500	—
Total Current Assets	111,483	97,513

Cash and Marketable Securities held in trust account	121,945,718	119,572,819

Total Assets	$122,057,201	$119,670,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$572,105	$22,000
Account payables	—	70,000
Franchise tax payable	391,719	341,719
Income tax payable	592,783	335,317
Working capital loan	615,198	263,198
Extension loan	2,300,000	1,150,000
Total Current Liabilities	4,471,805	2,182,234

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	8,496,805	6,207,234

Commitments and Contingencies

Redeemable Class A common stock, 11,500,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 ($10.35 per share at March 31, 2023 and $10.25 per share at December 31, 2022)	119,025,000	117,875,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 530,275 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(5,464,945)	(4,412,243)
Total Stockholders’ Deficit	(5,464,604)	(4,411,902)
Total Liabilities and Stockholders’ Deficit	$122,057,201	$119,670,332

The accompanying notes are an integral part of these unaudited financial statement.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Formation and operating costs	$(871,266)	$(151,555)
Franchise tax	(50,000)	—
Loss from Operations	(921,266)	(151,555)

Other Income
Realized gain from marketable securities held in trust account	1,276,030	11,706
Income (Loss) before provision for income taxes:	354,764	(139,849)
Provision for income taxes	(257,466)	—
Net Income (Loss)	$97,298	$(139,849)

Weighted average shares outstanding of Class A common stock	12,030,275	12,030,275
Basic and diluted net income (loss) per common stock	$0.04	$(0.01)
Weighted average shares outstanding of Class B common stock	2,875,000	2,875,000
Basic and diluted net income (loss) per common stock	$(0.06)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance —December 31, 2022	530,275	$53	2,875,000	$288	$—	$(4,412,243)	$(4,411,902)
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)	—	—	—	—	—	(1,150,000)	(1,150,000)
Net Income (Loss)	—	—	—	—	—	97,298	97,298
Balance — March 31, 2023 (unaudited)	530,275	$53	2,875,000	$288	$—	(5,464,945)	$(5,464,604)

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance —December 31, 2021	530,275	$53	2,875,000	$288	$—	$(3,662,406)	$(3,662,065)
Net Income (Loss)	—	—	—	—	—	(139,849)	(139,849)
Balance — March 31, 2022 (unaudited)	530,275	$53	2,875,000	$288	$—	(3,802,255)	$(3,801,914)

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income (loss)	$97,298	$(139,849)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(1,276,030)	(11,706)
Changes in operating assets and liabilities:
Prepaid expenses	(52,500)	—
Other Receivable	(7,212)	—
Accrued expense	550,105	5,000
Accounts payable	(70,000)	45,000
Franchise tax payable	50,000	—
Income tax payable	257,466	—
Net cash used in operating activities	(450,873)	(101,555)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay taxes	53,131	—
Investment of cash in Trust Account	(1,150,000)	—
Net cash used in investing activities	(1,096,869)	—

Cash flows from financing activities:
Proceeds from sponsor working capital loan	352,000	—
Proceeds from extension loan	1,150,000	—
Net cash provided by financing activities	1,502,000	—

Net change in cash	(45,742)	(101,555)
Cash at the beginning of the period	97,513	521,655
Cash at the end of the period	$51,771	$420,100

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $1,031,940 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2023, we have available to us $51,771 of cash on our balance sheet and a working capital deficit of $4,360,323.

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

On November 8, 2022, the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 8, 2022 to February 8, 2023. On February 8, 2023, the Company further deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from February 8, 2023 to May 8, 2023.  On May 3, 2023, the Company deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 8, 2023 to June 8, 2023. On June 8, 2023, the Company further deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 8, 2023 to July 8, 2023.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.35 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.35 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Management’s Plans

As of March 31, 2023 and December 31, 2022, we had cash of $51,771 and $97,513 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

For the three months ended March 31, 2023, cash used in operating activities was $450,873.

For the three months ended March 31, 2022, cash used in operating activities was $101,555.

As of March 31, 2023 and December 31, 2022, we had investments of $121,945,718 and $119,572,819 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in US treasury bills.

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

Business Combination Agreement.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $51,771 in cash and no cash equivalents as of March 31, 2023. The Company had $97,513 in cash and no cash equivalents as of December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $257,466 for the three months ended March 31, 2023 and $0 for the three months ended March 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On March 31, 2023 and December 31, 2022, there are 11,500,000 of Class A Common Stock subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Share

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered being $121,945,718 as of March 31, 2023 and $119,572,819 as of December 31, 2022;
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

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Class B Common Stock

On July 28, 2021, the Sponsor purchased 2,875,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for $25,000. The number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter. The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023, there was $615,198 outstanding under Working Capital Loan. As of December 31, 2023, there was $263,198 outstanding under Working Capital Loan.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, $30,000 of expense was recorded and included in operating costs in the statement of operations. For the three months ended March 31, 2022, $30,000 of expense was recorded and included in operating costs in the statement of operations.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Extension Deposit

On November 8, 2022, the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 8, 2022 to February 8, 2022 (the “Extension”). On February 8, 2023, the Company further deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from February 8, 2023 to May 8, 2023.  On May 3, 2023, the Company deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 8, 2023 to June 8, 2023. On June 8, 2023, the Company further deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 8, 2023 to July 8, 2023.

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

Note 7 — Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 12,030,275 Class A common stock issued and outstanding.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 8 — Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those listed below.

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

On April 4, 2023, Liberty Fields, LLC and Dato’ Khalid bin Hj Ahmad entered into a Share Purchase Agreement by which Liberty Fields, LLC transferred 10,000 shares of Class B Common to Dato’ Khalid bin Hj Ahmad.

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

On May 3, 2023, the Company deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 8, 2023 to June 8, 2023. On June 8, 2023, the Company further deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 8, 2023 to July 8, 2023. These deposits marked the first and second of nine-monthly extensions permitted under the Company’s governing documents.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $97,298, which consists of realized gain from marketable securities held in the Trust Account of $1,276,030, operating costs of $921,266 and income tax provision of $257, 466.

For the three months ended March 31, 2022, we had a net loss of $139,849 which consists of realized gain from marketable securities held in the Trust Account of $11,706 and operating costs of $151,555.

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

For the three months ended March 31, 2022, Cash used in operating activities was $101,555. For the three months ended March 31, 2023, Cash used in operating activities was $450,873.

As of March 31, 2023, we had available to us $51,771 of cash on our balance sheet and a working capital deficit of $4,360,323. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

The Charter Amendment allowed us to extend the Termination Date by up to nine (9) one-month extensions to February 8, 2024 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). If the Company is unable to complete a Business Combination before the Extended Deadline (subject to satisfaction of certain conditions, including the deposit of $150,000 for each one-month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or up to 18 months from the closing of this offering at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $1,150,000 ($0.10 per unit) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to March 31, 2023, we have incurred $170,000 in fees under this agreement.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2023, there were no critical accounting policies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated November 3, 2021, our 2022 10-K dated June 8, 2023 and our 2023 10-K/A dated December 30, 2022 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On November 8, 2021, simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 477,775 units (the “Private Placement Units”) to Liberty Fields LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,777,750 (the “Private Placement”). Additionally, on November 8, 2021, simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 52,500 Private Placement Units to the Sponsor, generating gross proceeds of $525,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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
2.1

Business Combination Agreement dated as of December 22, 2022, by and among Liberty Resources Acquisition Corp., Liberty Onshore Energy B.V., Liberty Onshore Resources B.V., LIBY Merger Sub LLC, Markmore Energy (Labuan) Limited. (1)

3.1	Amended and Restated Certificate of Incorporation (2)
3.2	First Amendment to Amended and Restated Certificate of Incorporation (3)
3.3	By Laws (4)
4.1	Specimen Unit Certificate (4)
4.2	Specimen Class A Common Stock Certificate (4)
4.3	Warrant Agreement, dated November 8, 2021, between the Company and Continental Stock Transfer & Trust Company (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*   Filed herewith.

** Furnished.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 22, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 9, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 28, 2023.
(4)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 3, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIBERTY RESOURCES ACQUISITION CORP.

Date: June 30, 2023	By:	/s/ Dato’ Maznah Binti Abdul Jalil
Dato’ Maznah Binti Abdul Jalil
Chief Executive Officer

Date: June 30, 2023	By:	/s/ Dato’ Khalid bin Hj Ahmad
Dato’ Khalid bin Hj Ahmad
Chief Financial Officer