Form 10-Q
period 2023-09-30
Liberty Resources Acquisition Corp.
filed 2023-11-14
CIK 1880151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 4,336,460 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

LIBERTY RESOURCES ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
	Statements of Operations for the three months and nine months ended September 30, 2023 (Unaudited) and for the three and nine months ended September 30, 2022 (Unaudited)	2
	Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	3
	Statements of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II - OTHER INFORMATION:		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTY RESOURCES ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$54,887	$97,513
Other receivable	10,000	—
Prepaid expenses	17,500	—
Total Current Assets	82,387	97,513

Cash and Marketable Securities held in trust account	41,891,803	119,572,819

Total Assets	$41,974,190	$119,670,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$673,417	$22,000
Account payables	—	70,000
Franchise tax payable	150,000	341,719
Income tax payable	548,005	335,317
Working capital loan	1,657,198	263,198
Extension loan	3,050,000	1,150,000
Total Current Liabilities	6,078,620	2,182,234

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	10,103,620	6,207,234

Commitments and Contingencies

Redeemable Class A common stock, 3,806,185 shares issued and outstanding at $10.55 per share at September 30, 2023 and 11,500,000 shares issued and outstanding at $10.25 per share at December 31, 2022	40,144,015	117,875,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 530,275 shares issued and outstanding (excluding 3,806,185 and 11,500,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	53	53
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(8,273,786)	(4,412,243)
Total Stockholders’ Deficit	(8,273,445)	(4,411,902)
Total Liabilities and Stockholders’ Deficit	$41,974,190	$119,670,332

The accompanying notes are an integral part of these unaudited financial statement.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF OPERATIONS

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$(712,267)	$(1,990,543)	$(369,630)	$(544,159)
Franchise tax	(50,000)	(61,662)	(40,000)	(120,000)
Loss from Operations	(762,267)	(2,052,205)	(409,630)	(664,159)

Other Income
Realized gain from marketable securities held in trust account	536,445	2,759,549	526,883	696,218
Income (Loss) before provision for income taxes:	(225,822)	707,344	117,253	32,059
Provision for income taxes	(102,153)	(548,005)	—	—
Net Income (Loss)	$(327,975)	$159,339	$117,253	$32,059

Weighted average shares outstanding of Class A common stock	9,734,883	9,734,883	12,030,275	12,030,275
Basic and diluted net income (loss) per common stock	$(0.01)	$0.12	$0.02	$0.01
Weighted average shares outstanding of Class B common stock	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net income (loss) per common stock	$(0.06)	$(0.16)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance —December 31, 2022	530,275	$53	2,875,000	$288	$—	$(4,412,243)	$(4,411,902)
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)	—	—	—	—	—	(1,150,000)	(1,150,000)
Net Income (Loss)	—	—	—	—	—	97,298	97,298
Balance — March 31, 2023 (unaudited)	530,275	$53	2,875,000	$288	$—	(5,464,945)	$(5,464,604)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,120,882)	(2,120,882)
Additional amount deposited into trust	—	—	—	—	—	(300,000)	(300,000)
Net Income (Loss)	—	—	—	—	—	390,016	390,016
Balance — June 30, 2023 (unaudited)	530,275	$53	2,875,000	$288	$—	(7,495,811)	$(7,495,470)
Additional amount deposited into trust	—	—	—	—	—	(450,000)	(450,000)
Net Income (Loss)	—	—	—	—	—	(327,975)	(327,975)
Balance — September 30, 2023 (unaudited)	530,275	$53	2,875,000	$288	$—	(8,273,786)	$(8,273,445)

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance —December 31, 2021	530,275	$53	2,875,000	$288	$—	$(3,662,406)	$(3,662,065)
Net Income (Loss)	—	—	—	—	—	(139,849)	(139,849)
Balance — March 31, 2022 (unaudited)	530,275	$53	2,875,000	$288	$—	(3,802,255)	$(3,801,914)
Net Income (Loss)	—	—	—	—	—	54,655	54,655
Balance — June 30, 2022 (unaudited)	530,275	$53	2,875,000	$288	$—	(3,747,600)	$(3,747,259)

Net Income (Loss)	—	—	—	—	—	117,253	117,253
Balance — September 30, 2022 (unaudited)	530,275	$53	2,875,000	$288	$—	(3,630,347)	$(3,630,006)

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY RESOURCES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income (loss)	$159,339	$32,059
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Realized gain from marketable securities held in trust account	(2,759,549)	(696,218)
Changes in operating assets and liabilities:
Prepaid expenses	(17,500)	—
Other Receivable	(10,000)	—
Accrued expense	651,417	(23,000)
Accounts payable	(70,000)	83,936
Franchise tax payable	(191,719)	120,000
Income tax payable	212,688	—
Net cash used in operating activities	(2,025,324)	(483,223)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay redeemed shares	81,751,867	—
Cash withdrawn from Trust Account to pay taxes	588,698	—
Investment of cash in Trust Account	(1,900,000)	—
Net cash provided by investing activities	80,440,565	—

Cash flows from financing activities:
Proceeds from sponsor working capital loan	1,394,000	178,198
Proceeds from extension loan	1,900,000	—
Payment to redeemed shareholders	(81,751,867)	—
Net cash provided by (used in) financing activities	(78,457,867)	178,198

Net change in cash	(42,626)	(305,025)
Cash at the beginning of the period	97,513	521,655
Cash at the end of the period	$54,887	$216,630

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $1,031,940 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2023, we have available to us $54,887 of cash on our balance sheet and a working capital deficit of $5,996,233.

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

The Company will have until November 8, 2022 (or up to May 8, 2023, as applicable) to consummate a Business Combination. If the Company is unable to complete a Business Combination within 12 months from the closing of this offering (or up to 18 months from the closing of this offering at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $1,150,000 ($0.10 per unit) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or up to 18 months from the closing of this offering at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $1,150,000 ($0.10 per unit) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Following the virtual special meeting of its shareholders on April 18, 2023, the Charter Amendment allowed us to extend the Termination Date by up to nine (9) one-month extensions to February 8, 2024 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”).

On November 8, 2022, the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 8, 2022 to February 8, 2023. On February 8, 2023, the Company further deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from February 8, 2023 to May 8, 2023. On May 3, June 8, July 5, August 7, September 6, October 6, and November 7, 2023 the Company each deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination to December 8, 2023.

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

Liquidity and Management’s Plans

As of September 30, 2023 and December 31, 2022, we had cash of $54,887 and $97,513 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

For the nine months ended September 30, 2023, cash used in operating activities was $2,025,324.

For the nine months ended September 30, 2022, cash used in operating activities was $483,223.

As of September 30, 2023 and December 31, 2022, we had investments of $41,891,803 and $119,572,819 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in US treasury bills.

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

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2023 and for the nine months ended September 30, 2023 and September 30, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $54,887 in cash and no cash equivalents as of September 30, 2023. The Company had $97,513 in cash and no cash equivalents as of December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $548,005 for the nine months ended September 30, 2023 and $0 for the nine months ended September 30, 2022.

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

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On September 30, 2023, there are 3,806,185 of Class A Common Stock subject to possible redemption. On December 31, 2022, there are 11,500,000 of Class A Common Stock subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered being $41,891,803 as of September 30, 2023 and $119,572,819 as of December 31, 2022;
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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, there was $1,657,198 outstanding under Working Capital Loan. As of December 31, 2022, there was $263,198 outstanding under Working Capital Loan.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2023, $90,000 of expense was recorded and included in operating costs in the statement of operations. For the nine months ended September 30, 2022, $90,000 of expense was recorded and included in operating costs in the statement of operations.

LIBERTY RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Extension Deposit

On November 8, 2022, the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 8, 2022 to February 8, 2022 (the “Extension”). On February 8, 2023, the Company further deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from February 8, 2023 to May 8, 2023. On May 3, June 8, July 5, August 7, September 6, October 6, and November 7, 2023, the Company each deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination to December 8, 2023.

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

Note 7 — Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023, there were 4,336,460 Class A common stock issued and outstanding. At December 31, 2022, there were 12,030,275 Class A common stock issued and outstanding.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

On October 6, 2023, the Company further deposited $150,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 8, 2023 to November 8, 2023. The Company has exercised the first six of nine-monthly extensions permitted under the Company’s governing documents.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $327,975, which consists of realized gain from marketable securities held in the Trust Account of $536,445, operating costs of $762,267 and income tax provision of $102,153.

For the three months ended September 30, 2022, a net income of $117,253 which consists of realized gain from marketable securities held in the Trust Account of $526,883 and operating costs of $409,630.

For the nine months ended September 30, 2023, we had a net income of $159,339, which consists of realized gain from marketable securities held in the Trust Account of $2,759,549, operating costs of $2,052,205 and income tax provision of $548,005. Cash used in operating activities was $2,025,324.

For the nine months ended September 30, 2022, we had a net income of $32,059 which consists of realized gain from marketable securities held in the Trust Account of $696,218 and operating costs of $664,159. Cash used in operating activities was $483,223.

For three and nine months ended September 30, 2023, the increase of realized gain from marketable securities held in trust was primarily due to the higher interest rate of underlying treasury bills compared to same period in 2022 while the increase of operating costs and cash used in operating activities was primarily due to legal and other professional service fees for de-spac transactions.

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

For the nine months ended September 30, 2022, Cash used in operating activities was $483,223. For the nine months ended September 30, 2023, Cash used in operating activities was $2,025,324.

As of September 30, 2023, we had available to us $54,887 of cash on our balance sheet and a working capital deficit of $5,996,233. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to September 30, 2023, we have incurred $200,000 in fees under this agreement.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2023, there were no critical accounting policies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIBERTY RESOURCES ACQUISITION CORP.

Date: November 14, 2023	By:	/s/ Dato’ Maznah Binti Abdul Jalil
Dato’ Maznah Binti Abdul Jalil
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Dato’ Khalid bin Hj Ahmad
Dato’ Khalid bin Hj Ahmad
Chief Financial Officer